Form 10QSB
period 2007-03-31
BARTON SOLAR ACQUISITION INC.
filed 2007-07-09
CIK 1372334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-52172

(Commission file number)

BARTON SOLAR ACQUISITION INC.

 (Exact name of small business issuer as specified in its charter)

Nevada

20-5080271

(State or other jurisdiction

(IRS Employer

of incorporation or organization)

Identification No.)

1300 E. Lafayette, Suite 905 Detroit, MI 48207

 (Address of principal executive offices)

734-418-3004

(Issuer's telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2007, 100,000–shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

BARTON SOLAR ACQUISITION INC.

Index

Page

Number

PART I.

FINANCIAL INFORMATION

2

Item 1.

Financial Statements

2

Balance Sheet as of March 31, 2007 (unaudited)

2

Statement of Operations for the three months ended March 31, 2007 and from inception(June 8, 2006) to March 31, 2007

4

Statement of Stockholders’ Deficit from inception(June 8, 2006) to

 March 31, 2007

5

Statements of Cash Flows for the three months ended March 31, 2007 and from

Inception(June 8, 2006) to March 31, 2007(unaudited)

6

Notes to Financial Statements (unaudited)

8

Item 2.

Management's Discussion and Analysis or Plan of Operation

14

Item 3.

Controls and Procedures

17

PART II.

OTHER INFORMATION

17

Item 1.

Legal Proceedings

17

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3.

Defaults Upon Senior Securities

18

Item 4.

Submission of Matters to a Vote of Security Holders

18

Item 5.

Other Information

18

Item 6.

Exhibits

18

SIGNATURES

18

PART I – FINANCIAL INFORMATION

BARTON SOLAR ACQUISITION INC..
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

CURRENT
Cash	$ 100	$ 100

TOTAL ASSETS	$ 100	$ 100

LIABILITIES AND SHAREHOLDER EQUITY

CURRENT
Accounts payable	$ 5,500	$ 5,500
Note payable	2,850	2,850

TOTAL LIABILITIES	8,350	8,350

STOCKHOLDER EQUITY

Common stock, authorized, 75,000,000 shares, par value $.001
- issued and outstanding, 100,000	100	100

Deficit accumulated during development stage	(8,350)	(8,350)

Total Stockholder Equity(Deficit)	(8,250)	(8,250)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$ 100	$ 100

The accompanying notes are an integral part of these financial statements.

BARTON SOLAR ACQUISITION INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

	Three
	Months	June 8, 2006
	Ended	(Inception)
	March 31,	To March 31,
	2007	2007

REVENUE	$ -	$ -

OPERATING EXPENSES

Professional fees	-	8,000
General and administrative	-	350

Total Operating Expenses	-	8,350

NET INCOME(LOSS)	$ -	$ (8,350)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	100,000

BASIC AND DILUTED LOSS PER SHARE	$ -

The accompanying notes are an integral part of these financial statements.

BARTON SOLAR ACQUISITION INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDER EQUITY
FROM INCEPTION(June 8, 2006) TO MARCH 31, 2007

			ACCUM-
	COMMON STOCK		ULATED
	SHARES	AMOUNT	DEFICIT	TOTAL

Balance – June 8, 2006	-	$ -	$ -	$ -

Common stock issued	100,000	100	-	100

Net loss	-	-	(8,350)	(8,350)

Balance - December 31, 2006	100,000	100	(8,350)	(8,250)

Net income(loss) - March 31, 2007	-	-	-	-

Balance - March 31, 2007	100,000	$ 100	$ (8,350)	$ (8,250)

The accompanying notes are an integral part of these financial statements.

BARTON SOLAR ACQUISITION INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

	Three
	Months	June 8, 2006
	Ended	(Inception)
	March 31,	To March 31,
	2007	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	-	$ (8,350)
Changes in assets and liabilities
Increase in accounts payable	-	5,500

Cash Used In Operating Activities	-	(2,850)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	100
Note payable	-	2,850

Cash Provided By Financing Activities	-	2,950

NET CHANGE IN CASH	-	100

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	100	-

CASH AND CASH EQUIVALENTS - MARCH 31, 2007	$ 100	$ 100

The accompanying notes are an integral part of these financial statements.

BARTON SOLAR ACQUISITION INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS(Unaudited)

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

BARTON SOLAR ACQUISITION INC. (the “Company”) was incorporated in the State of Nevada on June 8, 2006 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business.

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

The  accompanying  financial  statements  have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of management,  these interim  financial  statements  include all adjustments necessary in order to make them not misleading.

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

BARTON SOLAR ACQUISITION INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS(Unaudited)

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued):

(e)	Income Taxes:continued

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

NOTE 2 -

NOTE PAYABLE:

Notes payable from a related party is unsecured, non-interest bearing and has no fixed terms of repayment.

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

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this on Form l0 for the.

THE  FOLLOWING  DISCUSSION OF THE RESULTS OF OUR  OPERATIONS  AND FINANCIAL CONDITION  SHOULD BE READ IN CONJUNCTION  WITH OUR FINANCIAL  STATEMENTS AND THE NOTES  THERETO  INCLUDED  ELSEWHERE  IN THIS REPORT.  EXCEPT FOR THE  HISTORICAL INFORMATION  CONTAINED HEREIN, THE DISCUSSION  CONTAINED IN THIS REPORT CONTAINS "FORWARD-LOOKING   STATEMENTS"  THAT  INVOLVE  RISK  AND  UNCERTAINTIES.   THESE STATEMENTS MAY BE IDENTIFIED BY THE USE OF  FORWARD-LOOKING  TERMINOLOGY SUCH AS "BELIEVES,"  "EXPECTS," "MAY," "WILL," "SHOULD" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR SIMILAR  EXPRESSIONS OR BY  DISCUSSIONS  OF STRATEGY.  THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING  STATEMENTS  WHEREVER  THEY  APPEAR IN THIS  REPORT.  OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS REPORT.

Results of Operations

Three months ended March 31, 2007  vs. Inception

There was no revenue for the three months ended March 31, 2007 and no revenue since inception June 8, 2006.

There were no selling, general and administrative expenses for the three months ended March, 31, 2007 compared to $8,350 from inception June 8, 2006 to December 31, 2006.

There has been no interest expense or financing costs for the three months ended March, 31, 2007 and no costs since inception June 8, 2006.

Liquidity and Capital Resources

The Company has no cash. The investigation of prospective financing candidates involves the expenditure of capital.  The Company will likely have to look to Mr. Klamka or to third parties for additional capital.  There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude its business objectives or to pay ongoing operating expenses.

Off-balance sheet arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.

Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities & Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Part II.

OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.

Other Information

None

Item 6.

Exhibits

31.1

Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  BARTON SOLAR ACQUISITION INC.

July 9, 2007

By:

/s/ Peter Klamka

Peter Klamka, Chief Executive and

  Principal Accounting Officer

Exhibit 31.1

CERTIFICATIONS

I, Peter Klamka, Chief Executive and Principal Accounting Officer of BARTON SOLAR ACQUISITION INC.., certify that:

1.

I have reviewed this Quarterly Report on Form 10-QSB of BARTON SOLAR ACQUISITION INC.,

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any changes in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

July 9, 2007

/s/ Peter Klamka

Peter Klamka, Chief Executive and

Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BARTON SOLAR ACQUISITION INC., (the “Company”) on Form 10-QSB for the quarter ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the date indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)

The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 9, 2007	By: /s/ Peter Klamka
Peter Klamka
Chief Executive and Principal Accounting Officer