Form 10QSB
period 2007-06-30
BARTON SOLAR ACQUISITION INC.
filed 2007-09-04
CIK 1372334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 10, 2007, 100,000–shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

BARTON SOLAR ACQUISITION INC.

Index

Page

Number

PART I.

FINANCIAL INFORMATION

2

Item 1.

Financial Statements

2

Balance Sheet as of June 30, 2007 (unaudited)

2

Statement of Operations for the three months ended June 30, 2007 and from inception(June 8, 2006) to June 30, 2007(Unaudited)

4

Statement of Stockholders’ Deficit from inception(June 8, 2006) to

 June 30, 2007(Unaudited)

5

Statements of Cash Flows for the three months ended June 30, 2007 and from

Inception(June 8, 2006) to June 30, 2007(unaudited)

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

18

Item 5.

Other Information

18

Item 6.

Exhibits

18

SIGNATURES

18

PART I – FINANCIAL INFORMATION

BARTON SOLAR ACQUISITION INC..
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

CURRENT
Cash	$ 100	$ 100

TOTAL ASSETS	$ 100	$ 100

LIABILITIES AND SHAREHOLDER EQUITY

CURRENT
Accounts payable	$ 5,500	$ 5,500
Note payable	2,850	2,850

TOTAL LIABILITIES	8,350	8,350

STOCKHOLDER EQUITY

Common stock, authorized, 75,000,000 shares, par value $.001
- issued and outstanding, 100,000	100	100

Deficit accumulated during development stage	(8,350)	(8,350)

Total Stockholder Equity(Deficit)	(8,250)	(8,250)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$ 100	$ 100

The accompanying notes are an integral part of these financial statements.

BARTON SOLAR ACQUISITION INC..
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS(Unaudited)

	Three	Six
	Months	Months	June 8, 2006
	Ended	Ended	(Inception)
	June 30,	June 30,	To June 30,
	2007	2007	2007

REVENUE	$ -	$ -	$ -

OPERATING EXPENSES

Professional fees	-	-	8,000
General and administrative	-	-	350

Total Operating Expenses	-	-	8,350

NET INCOME(LOSS)	$ -	$ -	$ (8,350)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	100,000	100,000

BASIC AND DILUTED LOSS PER SHARE	$ -	$ -

The accompanying notes are an integral part of these financial statements.

BARTON SOLAR ACQUISITION INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDER EQUITY
FROM INCEPTION(June 8, 2006) TO June 30, 2007(Unaudited)

			ACCUM-
	COMMON STOCK		ULATED
	SHARES	AMOUNT	DEFICIT	TOTAL

Balance – June 8, 2006	-	$ -	$ -	$ -

Common stock issued	100,000	100	-	100

Net loss	-	-	(8,350)	(8,350)

Balance - December 31, 2006	100,000	100	(8,350)	(8,250)

Net income(loss) – June 30, 2007	-	-	-	-

Balance – June 30, 2007	100,000	$ 100	$ (8,350)	$ (8,250)

The accompanying notes are an integral part of these financial statements.

BARTON SOLAR ACQUISITION INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS(Unaudited)

	Six
	Months	June 8, 2006
	Ended	(Inception)
	June 30,	To June 30,
	2007	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	-	$ (8,350)
Changes in assets and liabilities
Increase in accounts payable	-	5,500

Cash Used In Operating Activities	-	(2,850)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	100
Note payable	-	2,850

Cash Provided By Financing Activities	-	2,950

NET CHANGE IN CASH	-	100

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	100	-

CASH AND CASH EQUIVALENTS – June 30, 2007	$ 100	$ 100

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

BARTON SOLAR ACQUISITION INC.

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS(Unaudited)

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued):

(e)	Income Taxes: continued

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

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this on Form 10QSB for the six months ended June 30, 2007.

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

Results of Operations

Six months ended June 30, 2007  vs. Inception

There was no revenue for the six months ended June 30, 2007 and no revenue since inception June 8, 2006.

There were no selling, general and administrative expenses for the six months ended June 30, 2007 compared to $8,350 from inception June 8, 2006 to December 31, 2006.

There has been no interest expense or financing costs for the six months ended June 30, 2007 and no costs since inception June 8, 2006.

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

September 4, 2007

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

September 4, 2007

/s/ Peter Klamka

Peter Klamka, Chief Executive and

Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BARTON SOLAR ACQUISITION INC., (the “Company”) on Form 10-QSB for the quarter ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the date indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)

The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 4, 2007	By: /s/ Peter Klamka
Peter Klamka
Chief Executive and Principal Accounting Officer